Form 10QSB
period 2004-06-30
CABLE NET INC
filed 2004-08-06
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32309

                                CABLE NET INC.
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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2004 was 7,000,000.

                                CABLE NET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

         Condensed  Balance Sheets June 30, 2004
         (unaudited) and December 31, 2003.....................................3

         Unaudited  Condensed  Statements of Operations
         for the six months ended June 30, 2004
         and  2003,  and  cummulative  from inception
         on December 31, 1998 through June 30, 2004............................4

         Unaudited  Condensed  Statements of Cash Flows
         for the six months ended June 30, 2004 and 2003,
         and  cummulative  from inception on
         December 31, 1998 through June 30, 2004...............................5

         Statement of  Stockholders'  equity for the period
         from  December 31, 1998 to June 30, 2004 (unaudited)..................6

         Notes to Financial Statements (unaudited).............................7


Item 2. Plan of operation .....................................................7


Part II Other Information

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ......................................7

Signatures ....................................................................8

Part I Financial Information

Item 1. Financial Statements


                                 CABLE NET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                       June 30,     December 31,
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
                                                     ============   ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                         $17,816        14,098
                                                     ------------   ------------
       Total Current Liabilities                          17,816         14,098
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                               7,000         7,000
   (Deficit) accumulated during the
      development stage                                   (24,816)      (21,098)
                                                     ------------   ------------


Total Stockholders' Equity (Deficit)                      (17,816)      (14,098)
                                                     ------------   ------------
                                                         $      -       $     -
                                                     ============   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              Cummulative
                                                                                from
                                                                              December 31,
                                                                                 1998
                                  Three Months Ended     Six Months Ended     (Inception)
                                        June 30,            June 30,              to
                               ------------------------------------------------------------
                                   2004       2003       2004       2003     June 30, 2004
                               -------------------------------------------- ---------------
REVENUES                        $         -  $       - $        -  $       -   $          -
                               ------------ ---------- ---------- ---------- --------------
EXPENSES
   General and administrative         1,291        875      3,718      2,035         24,816
                               ------------ ---------- ---------- ---------- --------------
   Total expenses                     1,291        875      3,718      2,035         24,816
                               ------------ ---------- ---------- ---------- --------------
NET (LOSS)                      $    (1,291)      (875)    (3,718) $  (2,035)  $    (24,816)
                               ============ ========== ========== ========== ==============
NET (LOSS) PER SHARE                *           *          *         *
                               ============ ========== ========== ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       7,000,000  7,000,000  7,000,000 7,000,000
                               ============ ========== ========== ==========
*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Cummulative
                                                                              from
                                                                          December 31,
                                                  Six Months Ended           1998
                                                     June 30,             (Inception)
                                               -----------  ------------       to
                                                   2004       2003        June 30, 2004
                                               -----------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES

         Net (loss) from operations            $    (3,718)    $  (2,035)     $   (24,816)
                                               -----------  ------------  ---------------
NET CASH (USED BY) OPERATING ACTIVITIES             (3,718        (2,035)         (24,816)
                                               -----------  ------------  ---------------
FINANCING ACTIVITIES

         Shareholder advances                        3,718         2,035           17,816

         Proceeds from sale of common stock                                         7,000
                                               ------------ ------------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            3,718         2,035           24,816
                                               -----------  ------------  ---------------

NET INCREASE IN CASH                                    -             -                 -


CASH, BEGINNING OF PERIOD                                                               -
                                               -----------  ------------  ---------------
CASH, END OF PERIOD                            $        -       $      -     $          -
                                               ===========  ============  ===============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      (Deficit)
                                                                      Accumulated
                                                   Common Stock       During the
                                             ------------------------ Development
                                               Shares       Amount      Stage         Total
                                            ------------ ------------ ------------ ------------
Balances, at inception                       $         -  $         -  $       -    $         -

 Issuance of stock, January 12,1999
    at $.001 per share                         7,000,000        7,000                    7,000
 Net (loss) for the year                                                    (3,735)     (3,735)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)      3,265
 Net (loss) for the year                                                    (4,485)     (4,485)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2000                    7,000,000        7,000       (8,220)     (1,220)
 Net (loss) for the year                                                    (4,185)     (4,185)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2001                    7,000,000        7,000      (12,405)     (5,405)
 Net (loss) for the year                                                    (4,335)     (4,335)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2002                    7,000,000        7,000      (16,740)     (9,740)
 Net (loss) for the year                                                    (4,358)     (4,358)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2003                    7,000,000        7,000      (21,098)    (14,098)
(unaudited)
 Net (loss) for the six months
  ended June 30, 2004                                                       (3,718)     (3,718)
                                            ------------ ------------ ------------ ------------
Balances, June 30, 2004 (unaudited)            7,000,000  $     7,000  $   (24,816) $  (17,816)
                                            ============ ============ ============ ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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


CABLE NET INC.
(Registrant)

Date: July 30, 2004

By:/s/Kevin Ericksteen
----------------------------
Kevin Ericksteen
President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of  CABLE NET INC.;

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

Date: July 30, 2004
/s/ Kevin Ericksteen
------------------------
By: Kevin Ericksteen, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Kevin Ericksteen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of   CABLE NET INC .;

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

Date: July 30, 2004
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: June 30, 2004                                   Kevin Ericksteen
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Kevin Ericksteen
                                                   --------------------------
Date: July 30, 2004                                    Kevin Ericksteen
                                                       Chief Financial Officer