Form 10QSB
period 2004-09-30
CABLE NET INC
filed 2004-11-19
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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




                             4500 Bankers Hall East
                              855 - 2nd Street S.W.
                            Calgary, Alberta T2P 4K7
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                  403- 298-3100
                              ---------------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No
   ----    ----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2004 was 7,000,000.

                                CABLE NET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


  TABLE OF CONTENTS


Part I Financial Information

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2004 (unaudited) and December 31, 2003 ..................3

        Unaudited Condensed Statements of Operations
        for the three and nine months ended September 30, 2004
        and 2003, and cummulative from inception on
        September 13, 2000 through September 30, 2004 .........................4

        Unaudited Condensed Statements of Cash Flows for the
        nine months ended September 30, 2004 and 2003,
        and cummulative from inception on September 13, 2000
        through September 30, 2004 ............................................5

        Notes to Financial Statements (unaudited) .............................6


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

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits and Reports on Form 8-K ......................................7

Signatures ....................................................................8

Part I Financial Information

Item 1. Financial Statements


                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                     September 30,  December 31,
                                                        2004            2003
                                                     ------------   -----------
                                                      (unaudited)
                                     ASSETS
                                 --------------

 ASSETS                                              $          -   $         -
                                                     ============   ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                    $      3,007   $    14,098
                                                     ------------   -----------

       Total Current Liabilities                            3,007        14,098
                                                     ------------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                               7,000         7,000
      Paid In Capital                                      17,600
     (Deficit) accumulated during
       the development stage                              (27,607)      (21,098)
                                                     ------------   -----------

Total Stockholders' Equity (Deficit)                       (3,007)      (14,098)
                                                     ------------   -----------

                                                     $          -   $         -
                                                     ============   ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                                 from
                                                                              December 31,
                                                                                  1998
                                    Three Months Ended   Nine Months Ended    (Inception)
                                      September 30,      September 30,            to
                               ----------------------- ---------------------  September 30,
                                   2004        2003       2004       2003        2004
                               ------------ ---------- ---------- ---------- --------------
REVENUES                        $         -  $       -  $       -  $       -  $           -
                               ------------ ---------- ---------- ---------- --------------

EXPENSES

   General and administrative         2,791      1,285      6,509      3,320         27,607
                               ------------ ---------- ---------- ---------- --------------


   Total expenses                     2,791      1,285      6,509      3,320         27,607
                               ------------ ---------- ---------- ---------- --------------
NET (LOSS)                           (2,791)    (1,285)    (6,509)    (3,320)       (27,607)

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
                               ============ ========== ========== ==========

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Cumulative
                                                                               from
                                                                            December 31,
                                                                               1998
                                                  Nine Months Ended         (Inception)
                                                    September 30,               to
                                               -------------------------   September 30,
                                                  2004         2003            2004
                                               -----------  ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES
         Net (loss) from operations              $  (6,509)   $   (3,320)   $     (27,607)
                                               -----------  ------------  ---------------

NET CASH (USED BY) OPERATING ACTIVITIES             (6,509)       (3,320)         (27,607)
                                               -----------  ------------  ---------------

FINANCING ACTIVITIES
         Shareholder advances                        6,509         3,320           20,607
         Proceeds from sale of common stock                                         7,000
                                               -----------  ------------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            6,509         3,320           27,607
                                               -----------  ------------  ---------------
NET INCREASE IN CASH                                     -             -                -

CASH, BEGINNING OF PERIOD
                                               -----------  ------------  ---------------
CASH, END OF PERIOD                              $       -    $        -    $           -
                                               -----------  ------------  ===============

SUPPLEMENTAL INFORMATION
  Officer advances contributed to caital         $  17,600                  $      17,600
                                                                          ===============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                        (Deficit)
                                                                      Accumulated
                                                  Common Stock         During the
                                            ------------------------  Development
                                               Shares      Amount        Stage        Total
                                            ------------ ------------ ------------ ------------
Balances, at inception                                --  $        --  $        --   $       --
 Issuance of stock, January 12,1999
    at $.001 per share                         7,000,000        7,000                     7,000
 Net (loss) for the year                                                    (3,735)      (3,735)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 1999                    7,000,000        7,000       (3,735)       3,265
 Net (loss) for the year                                                    (4,485)      (4,485)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2000                    7,000,000        7,000        8,220)      (1,220)
 Net (loss) for the year                                                    (4,185)      (4,185)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2001                    7,000,000        7,000      (12,405)      (5,405)
 Net (loss) for the year                                                    (4,335)      (4,335)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2002                    7,000,000        7,000      (16,740)      (9,740)
 Net (loss) for the year                                                    (4,358)      (4,358)
                                            ------------ ------------ ------------ ------------
Balances, December 31, 2003                    7,000,000        7,000       (21,098)    (14,098)
 (unaudited)
 Net (loss) for the nine months
  ended September 30, 2004                                                  (6,509)      (6,509)
                                            ------------ ------------ ------------ ------------
Balances, September 30, 2004 (unaudited)       7,000,000 $     7,000   $   (27,607)  $  (20,607)
                                            ============ ============ ============ ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                  CABLE NET, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003.

Note 2. CONTRIBUTED CAPITAL

The Company's officers and directors have been replaced as of September 7, 2004. Substantially all of the accounts payable to officer/director as of June 30, 2004 of $17,816 was contributed by that officer/director to the Company in the current quarter, which has been classified as paid-in-capital in the accompanying financial statements.


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

     Form 8-K filed September 17, 2004 - Departure of directors or principal officers; election of directors; appointment of principal officers

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


CABLE NET INC.
(Registrant)

Date: November 15, 2004

By:/s/Frank Marasco
----------------------------
Frank Marasco
President and Director

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Frank Marasco, certify that:

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

Date: November 15, 2004

/s/ Frank Marasco
------------------------
By: Frank Marasco, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Maria Marasco, certify that:

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

Date: November 15, 2004

/s/ Maria Marasco
-------------------------
By: Maria Marasco, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Marasco, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Frank Marasco
                                                  ---------------------------
Date: November 15, 2004                                Frank Marasco
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maria Marasco, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Maria Marasco
                                                   --------------------------
Date: November 15, 2004                                Maria Marasco
                                                       Chief Financial Officer