Form 10KSB
period 2004-12-31
CABLE NET INC
filed 2005-05-04
CIK 1133267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to______________

                         Commission File No.: 000-32309

                                 CABLE NET, INC.
 -------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                                 86-1010155
 -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



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

As of December 31, 2004, we had 7,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                                   The Company

Cable Net, Inc. (the "Company") is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at 4500 Bankers Hall East 855 - 2nd Street S.W.Calgary, Alberta T2P 4K7. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company has been in the developmental stage since its inception and has no operating history other than organizational matters.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2004, there were approximately 30 holders of record of the Company's common stock.

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

ITEM 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                                                      PAGE




REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ..................... F-1

BALANCE SHEET ........................................................ F-2

STATEMENTS OF OPERATIONS ............................................. F-3

STATEMENTS OF STOCKHOLDERS' EQUITY ..................................  F-4

STATEMENTS OF CASH FLOWS ............................................  F-5

NOTES TO FINANCIAL STATEMENTS  ....................................... F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CABLE NET, INC.
Calgary, Alberta

We have audited the accompanying balance sheet of CABLE NET, INC. (a Nevada development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2004, and for the period from July 16, 1998 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CABLE NET, INC., as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2004, and for the period from July 16, 1998 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Braverman International, P.C.
Prescott, Arizona
April 25, 2005
                                      F-1

                                 CABLE NET, INC.
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004


                                     ASSETS
                                    --------

 CURRENT ASSETS                                                       $     --
                                                                      --------

                                                                            --
                                                                      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                -----------------------------------------------


CURRENT LIABILITIES

       Accounts payable                                               $     --
       Advances-officer/shareholder                                      4,625
                                                                      --------

       Total Current Liabilities                                         4,625
                                                                      --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares
        authorized, 7,000,000 issued and outstanding                     7,000
     Paid in Capital                                                    17,600
    (Deficit) accumulated during the development stage                 (29,225)
                                                                      --------

                 Total Stockholders' Equity (Deficit)                   (4,625)
                                                                      --------

                                                                           --
                                                                      ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                      F-2

                                 CABLE NET, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                              Cumulative
                                                                  from
                                                              December 31,
                                                                  1998
                                                              (Inception)
                                     Years Ended December 31,      to
                                    ------------------------- December 31,
                                         2004        2003          2004
                                    ------------ ------------ ------------


REVENUE                               $       --  $        --  $        --
                                    ------------ ------------ ------------
EXPENSES
  General and adminstrative                8,127        4,358       29,225
                                    ------------ ------------ ------------

    TOTAL EXPENSES                         8,127        4,358       29,225
                                    ------------ ------------ ------------

NET (LOSS)                            $   (8,127) $    (4,358) $   (29,225)
                                    ============ ============ ============

NET (LOSS) PER COMMON SHARE-BASIC     $      *     $      *
                                    ============ ============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING           7,000,000    7,000,000
                                    ============ ============

* Less than $(.01) per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-3

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              (Deficit)
                                                                             Accumulated
                                             Common Stock                     During the
                                     ------------------------      Paid-in   Development
                                       Shares        Amount        Capital       Stage         Total
                                     ----------    ----------    ----------   ----------    ----------
Balances, at inception                       --    $       --    $       --   $       --    $       --
 Issuance of stock, January 12,1999
    at $.001 per share                7,000,000         7,000                                    7,000
 Net (loss) for the year                                                          (3,735)       (3,735)
                                     ----------    ----------    ----------   ----------    ----------
Balances, December 31, 1999           7,000,000         7,000            --       (3,735)        3,265
 Net (loss) for the year                                                          (4,485)       (4,485)
                                     ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2000           7,000,000         7,000            --       (8,220)       (1,220)
 Net (loss) for the year                                                          (4,185)       (4,185)
                                     ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2001           7,000,000         7,000            --      (12,405)       (5,405)
 Net (loss) for the year                                                          (4,335)       (4,335)
                                     ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2002           7,000,000         7,000            --      (16,740)       (9,740)
 Net (loss) for the year                                                          (4,358)       (4,358)
                                     ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2003           7,000,000         7,000            --      (21,098)      (14,098)
  Paid in capital                                                    17,600                     17,600
 Net (loss) for the year                                                          (8,127)       (8,127)
                                     ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2004           7,000,000    $    7,000    $   17,600   $  (29,225)   $   (4,625)
                                     ==========    ==========    ==========   ==========    ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                      F-4

                                 CABLE NET, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                            Cumulative
                                                                               from
                                                                           December 31,
                                                                               1998
                                                                            (Inception)
                                                 Years Ended December 31,       to
                                                 ------------------------- December 31,
                                                      2004         2003        2004
                                                 ------------ ------------ ------------
OPERATING ACTIVITIES
   Net (loss) from operations                        $ (8,127)    $ (4,358)    $(29,225)
                                                 ------------ ------------ ------------

      NET CASH (USED BY) OPERATING ACTIVITIES          (8,127)      (4,358)     (29,225)
                                                 ------------ ------------ ------------
FINANCING ACTIVITIES
   Shareholder advances                                 8,127        4,358       22,225
   Proceeds from sale of common stock                                   --        7,000
                                                 ------------ ------------ ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES         8,127        4,358       29,225
                                                 ------------ ------------ ------------
      NET INCREASE IN CASH                                 --           --           --
                                                 ------------ ------------ ------------
      CASH, BEGINNING OF PERIOD                            --           --           --
                                                 ------------ ------------ ------------
      CASH, END OF PERIOD                            $     --     $     --     $     --
                                                 ============ ============ ============
      SUPPLEMENTAL INFORMATION
        Officer advances contributed to capital      $ 17,600                  $ 17,600
                                                 ============              ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-5

                                 CABLE NET, INC.
                         ( a Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

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

On September 7, 2004 the control of the Company changed as a result of the sale by the two major shareholders of the majority of their stock to the new president and others. The then existing two officers/Board Members resigned.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue a stock exchange transaction with a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 - CAPITAL CONTRIBUTIONS  AND RELATED PARTY TRANSACTIONS

The Company's officers and directors have been replaced as of September 7, 2004. The accounts payable to the father of one of the former principal shareholders as of that date of $17,600, was contributed to the Company in the third quarter, which has been classified as paid-in-capital in the accompanying financial statements.

Operating expenses since inception include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company has never maintained a bank account, all such expenses incurred as of June 30, 2004 have been paid by the father of one of the former principal shareholders, less the proceeds he received from the sale of the 7,000,000 shares of the Company's common stock of $7,000 for a net amount of $17,600.

As of December 31, 2004, the accumulated amount of expenses owed to the president/shareholder of the Company for amounts he provided for the last six months of 2004 was $4,625.

NOTE 3 - INCOME TAXES

There was no current federal tax provision or benefit for any period since inception, nor were there any recorded deferred income tax assets as such amounts were completely offset by valuation allowances. All expenses incurred to date are considered start-up costs for income tax purposes, and will become deductible once the Company's business commences. Such costs are subject to amortization over a 5 year period, unless permanently capitalized. The Company has net operating loss carryovers for income tax purposes as of December 31, 2004 of $750, substantially all of which expire in the year 2023, if unused.

The following is an analysis of deferred tax assets for as of December 31, 2003 and 2004:

                                              Deferred     Valuation
                                             Tax Assets   Allowance    Balance
                                          ---------- ----------- -------------
Deferred tax assets at December 31, 2003    $  1,520      (1,520)    $     -0-
Additions for 2004                             1,355      (1,355)          -0-
                                          ---------- ----------- -------------

Deferred tax assets at December 31, 2004    $  2,875    $ (2,875)    $     -0-
                                          ========== =========== ============

The following is reconciliation from the expected statutory federal income tax provision to the Company's actual income tax (benefit) for the years ended December 31:

                                                                 2004     2003

Expected income tax (benefit) at federal statutory tax rate  $  (1,355 $  ( 362)
Valuation allowance                                              1,355      362
                                                             --------- --------

Actual income tax (benefit)                                  $     -0- $    -0-
                                                             ========= ========

                                      F-7

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE  5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

SFAS No. 123R was recently issued which replaces SFAS No. 123. It becomes effective in the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. This statement no longer allows a fair value based method which was provided by APB 25. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The revised statement doesn't prescribe a specific valuation technique that is to be used.
                                      F-8

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

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                      Age Positions and Offices Held
------------------------- --- --------------------------
Frank Marasco             49  President / Director

Maria Marasco             53  Secretary, Treasurer and
                                 Director

Frank Marasco has been President and Director of Cable Net Inc. since Sept 7, 2004. Mr. Marasco has a strong business sense. He inspires confidence in people by empowering them to do their job, appreciating and respecting them for their accomplishments. Mr. Marasco is experienced in financing matters and the continuous growth of business. He has strategic insight in putting business deals together.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Maria Marasco has been Secretary Treasurer and Director of Cable Net Inc. since Sept. 7, 2004. Ms. Marasco attended University of Calgary. For the last twenty years, she has worked as administrative assistant for various privately held companies.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2004, there were 7,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners:
----------------------------------------

Beneficial Owner    Class        Amount       Nature of Ownership   Percentage
----------------    --------    ----------   -------------------   ------------
Big Mountain        Common      4,000,000            Direct            57%
Development  Ltd.

Estate of Frank     Common      2,039,484            Direct            29%
Marasco Sr.

Dan Pacholik        Common        467,258            Direct             6%

Ericksteen          Common        467,258            Direct             6%
--------------------------------------------------------------------------------

Security Ownership of Management:
---------------------------------

Beneficial Owner       Class    Amount     Nature of Ownership   Percentage
----------------       -----    ------     -------------------   ------------
Frank Marasco          Common    -0-             Direct               -0-%
President and Director

Maria Marasco          Common    -0-             Direct               -0-%
Secretary Treasurer
Director
--------------------------------------------------------------------------------
TOTAL
Common Shares:                   -0-

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Frank Marasco and Maria Marasco individually own 22% of the common shares of Big Mountain Development Ltd. collectively totaling 44% ownership of the outstanding shares of Big Mountain Development Ltd.

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

CABLE NET INC.
(Registrant)

Date: April 28, 2005
By:/s/Frank Marasco
----------------------------
Frank Marasco
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CABLE NET INC.
(Registrant)

Date: April 28, 2005
By:/s/Frank Marasco
----------------------------
Frank Marasco
President and Director