Form 10QSB
period 2005-03-31
CABLE NET INC
filed 2005-09-06
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2005 was 7,000,000.

                                 CABLE NET INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2005(unaudited) and December 31, 2004........................3

        Unaudited Condensed Statements of Operations for the
        three months ended March 31, 2005 and 2004, and
        cumulative from inception on December 31, 1998
        through March 31, 2005.................................................4

        Unaudited Condensed Statements of Cash Flows for the
        three months ended March 31, 2005 and 2004, and
        cumulative from inception on December 31, 1998
        through March 31, 2005.................................................5

        Statement of Stockholders' equity for the period from December 31, 1998 to March 31, 2005 (unaudited) 7

        Notes to Financial Statements (unaudited)..............................6

Item 2. Plan of operation......................................................7

Part II Other Information

Item 1. Legal Proceedings .....................................................7

Item 2. Changes in Securities .................................................7

Item 6. Exhibits ....................... ......................................7

Signatures ....................................................................8

Part I Financial Information

Item 1. Financial Statements


                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                  March, 31   December 31,
                                                                     2005        2004
                                                                  --------    --------
                                                                (unaudited)
                                     ASSETS
                                    --------                      --------    --------

    ASSETS                                                        $   --      $   --
                                                                  ========    ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

    CURRENT LIABILITIES

         Accounts payable, Officers                               $  8,720    $  4,625
                                                                  --------    --------
         Total Current Liabilities                                   8,720       4,625
                                                                  --------    --------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock, par value $.001, 25,000,000
         shares authorized, 7,000,000 issued and
         outstanding                                                7,000       7,000
         Paid in Capital                                           17,600      17,600
         (Deficit) accumulated during the development stage       (33,320)    (29,225)
                                                                  --------    --------

         Total Stockholders' Equity (Deficit)                       (8,720)     (4,625)
                                                                  --------    --------

                                                                  $      -    $      -
                                                                  ========    ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                          (A DEVELOPMENT STAGE COMPANY)


                                                                   Cumulative
                                                                      from
                                                                   December 31,
                                          Three Months Ended         1998
                                            March 31,             (Inception)
                                  ---------------------------          to
                                        2005           2004      March 31, 2005
                                  ------------    -----------    --------------

REVENUES                          $       --      $      --      $         --
                                  ------------    -----------    --------------
EXPENSES
   General and administrative            4,095          2,427            33,320
                                  ------------    -----------    --------------
   Total expenses                        4,095          2,427            33,320
                                  ------------    -----------    --------------
NET (LOSS)                        $     (4,095)   $    (2,427)   $      (33,320)
                                  ============    ===========    ==============
NET (LOSS) PER SHARE                     *             *
                                  ============    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,000,000      7,000,000
                                  ============    ===========

*  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Cumulative
                                                                      from
                                                                   December 31,
                                            Three Months Ended         1998
                                                 March 31,         (Inception)
                                           --------------------        to
                                             2005        2004    March 31, 2005
                                           --------    --------    ------------
OPERATING ACTIVITIES
         Net (loss) from operations        $ (4,095)   $ (2,427)   $    (33,320)
                                           --------    --------    ------------

NET CASH (USED BY) OPERATING ACTIVITIES      (4,095)     (2,427)        (33,320)
                                           --------    --------    ------------
FINANCING ACTIVITIES
         Shareholder advances                 4,095       2,427          26,320
         Proceeds from sale of common stock   7,000
                                           --------    --------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     4,095       2,427          33,320
                                           --------    --------    ------------
NET INCREASE IN CASH                           --          --              --

CASH, BEGINNING OF PERIOD                      --          --              --
                                           --------    --------    ------------
CASH, END OF PERIOD                        $   --      $   --      $       --
                                           --------    --------    ============


SUPPLEMENTAL INFORMATION
        Officer advances contributed to capital                    $     17,600
                                                                   ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                      (Deficit)
                                                                                    Accumulated
                                                Common Stock                         During the
                                       --------------------------      Paid-in      Development
                                          Shares         Amount        Capital          Stage        Total
                                       -----------    -----------    -----------    -----------    ---------
Balances, at inception                        --      $     --      $     --     $     --      $     --
 Issuance of stock, January 12,1999
    at $.001 per share                   7,000,000         7,000          --           --           7,000
 Net (loss) for the year                      --            --            --         (3,735)       (3,735)
                                        ----------    ----------    ----------   ----------    ----------
Balances, December 31, 1999              7,000,000         7,000          --         (3,735)        3,265
 Net (loss) for the year                      --            --            --         (4,485)       (4,485)
                                        ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2000              7,000,000         7,000          --         (8,220)       (1,220)
 Net (loss) for the year                      --            --            --         (4,185)       (4,185)
                                        ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2001              7,000,000         7,000          --        (12,405)       (5,405)
 Net (loss) for the year                      --            --            --         (4,335)       (4,335)
                                        ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2002              7,000,000         7,000          --        (16,740)       (9,740)
 Net (loss) for the year                      --            --            --         (4,358)       (4,358)
                                        ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2003              7,000,000         7,000          --        (21,098)      (14,098)
 Paid in capital                                                        17,600          --         17,600
 Net (loss) for the year                      --            --            --         (8,127)       (8,127)
                                        ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2004              7,000,000         7,000        17,600      (29,225)       (4,625)
(unaudited)
 Net (loss) for three months                  --            --            --         (4,095)       (4,095)
                                        ----------    ----------    ----------   ----------    ----------
Balances, March 31, 2005, (unaudited)    7,000,000    $    7,000    $   17,600   $  (33,320)   $   (8,720)
                                        ==========    ==========    ==========   ==========    ==========

    The accompanying notes are an integral part of these financial statements

                                 CABLE NET, INC.

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.


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

Item 2. Changes in Securities
        None

Item 6. Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


CABLE NET INC.
(Registrant)

Date: September 02, 2005

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

Date: September 02, 2005

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

Date:  September 02, 2005

/s/ Maria Marasco
-------------------------
By: Maria Marasco, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Marasco, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Frank Marasco
                                                  ---------------------------
Date: September 02, 2005                              Frank Marasco
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maria Marasco, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Maria Marasco
                                                   --------------------------
Date: September 02, 2005                               Maria Marasco
                                                       Chief Financial Officer