Form 10QSB
period 2005-06-30
CABLE NET INC
filed 2005-09-23
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32309

                                CABLE NET INC.
        -----------------------------------------------------------------
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

Yes [X]  No [ ]


The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2005 was 7,000,000.

                                CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I  Financial Information

  Item 1. Financial Statements:

        Condensed  Balance  Sheets  June  30,   2005(unaudited)  and
        December 31, 2004 .....................................................3

        Unaudited  Condensed  Statements of Operations for the three and six months ended June 30, 2005 and 2004,  and cumulative from inception on December 31, 1998 through June 30, 2005 .............4

        Unaudited  Condensed  Statements  of Cash  Flows for the six
        months  ended June 30, 2005 and 2004,  and  cumulative  from inception on December 31, 1998 through June 30, 2005 ..................5

        Statement  of  Stockholders'  equity  for  the  period  from
        December 31, 1998 to June 30, 2005 (unaudited) ........................6

        Notes to Financial Statements (unaudited) .............................7

  Item 2. Plan of operation

Part II Other Information

  Item 1. Legal Proceedings ...................................................7

  Item 2. Changes in Securities ...............................................7

  Item 6. Exhibits ....................... ....................................7

Signatures ....................................................................8

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                     June 30,     December 31,
                                                       2005           2004
                                                 -------------- --------------
                                                   (unaudited)
                                     ASSETS
                                  ------------


 ASSETS                                           $        --    $        --

                                                 ============== ==============




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

  Accounts payable, Officers                      $      12,226  $       4,625
                                                 -------------- --------------

  Total Current Liabilities                              12,226          4,625
                                                 -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, par value $.001, 25,000,000
  shares authorized, 7,000,000 issued and
  outstanding                                             7,000          7,000
  Paid in Capital                                        17,600         17,600
  (Deficit) accumulated during the development stage    (36,826)       (29,225)
                                                 -------------- --------------


Total Stockholders' Equity (Deficit)                    (12,226)        (4,625)
                                                 -------------- --------------

                                                  $        --    $        --
                                                 ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                                               from
                                                                                            December 31,
                                     Three Months Ended            Six Months Ended            1998
                                           June 30,                     June 30,           (Inception)
                                --------------------------    --------------------------        to
                                    2005           2004           2005           2004     June 30, 2005
                                -----------    -----------    -----------    -----------    -----------
REVENUES                        $      --      $      --      $      --      $      --      $      --
                                -----------    -----------    -----------    -----------    -----------

EXPENSES
   General and administrative         3,506          1,291          7,601          3,718         36,826
                                -----------    -----------    -----------    -----------    -----------

   Total expenses                     3,506          1,291          7,601          3,718         36,826
                                -----------    -----------    -----------    -----------    -----------

NET (LOSS)                      $    (3,506)   $    (1,291)   $    (7,601)   $    (3,718)   $   (36,826)
                                ===========    ===========    ===========    ===========    ===========

NET (LOSS) PER SHARE                 *              *              *              *
                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       7,000,000      7,000,000      7,000,000      7,000,000
                                ===========    ===========    ===========    ===========

*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Cumulative
                                                                              from
                                                                          December 31,
                                                       Six Months Ended      1998
                                                          June 30,        (Inception)
                                                  --------------------        to
                                                     2005        2004    June 30, 2005
                                                  --------    --------    -------------
OPERATING ACTIVITIES
         Net (loss) from operations               $ (7,601)   $ (3,718)    $    (36,826)
                                                  --------    --------    -------------

NET CASH (USED BY) OPERATING ACTIVITIES             (7,601)     (3,718)         (36,826)
                                                  --------    --------    -------------

FINANCING ACTIVITIES
         Shareholder advances                        7,601       3,718           29,826
         Proceeds from sale of common stock                                       7,000
                                                  --------    --------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            7,601       3,718           36,826
                                                  --------    --------    -------------

NET INCREASE IN CASH                                  --          --               --

CASH, BEGINNING OF PERIOD                             --
                                                  --------    --------    -------------

CASH, END OF PERIOD                               $   --      $   --       $       --
                                                  ========    ========    =============


SUPPLEMENTAL INFORMATION
        Officer advances contributed to capital                            $     17,600
                                                                          =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                (Deficit)
                                                                               Accumulated
                                               Common Stock                     During the
                                       ------------------------     Paid-in    Development
                                          Shares       Amount        Capital       Stage          Total
                                       ----------    ----------    ----------   ----------    ----------
Balances, at inception                       --      $     --      $      --    $     --      $     --
 Issuance of stock, January 12,1999
    at $.001 per share                  7,000,000         7,000                                    7,000
 Net (loss) for the year                                                            (3,735)       (3,735)
                                       ----------    ----------    ----------   ----------    ----------
Balances, December 31, 1999             7,000,000         7,000          --         (3,735)        3,265
 Net (loss) for the year                                                            (4,485)       (4,485)
                                       ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2000             7,000,000         7,000          --         (8,220)       (1,220)
 Net (loss) for the year                                                            (4,185)       (4,185)
                                       ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2001             7,000,000         7,000          --        (12,405)       (5,405)
 Net (loss) for the year                                                            (4,335)       (4,335)
                                       ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2002             7,000,000         7,000          --        (16,740)       (9,740)
 Net (loss) for the year                                                            (4,358)       (4,358)
                                       ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2003             7,000,000         7,000          --        (21,098)      (14,098)
  Paid in capital                                                      17,600                     17,600
 Net (loss) for the year                                                            (8,127)       (8,127)
                                       ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2004             7,000,000         7,000        17,600      (29,225)       (4,625)
(unaudited)
 Net (loss) for six months                                                          (7,601)       (7,601)
                                       ----------    ----------    ----------   ----------    ----------
Balances, June 30, 2005, (unaudited)    7,000,000    $    7,000    $   17,600   $  (36,826)   $  (12,226)
                                       ==========    ==========    ==========   ==========    ==========

    The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005 have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Date: September 20, 2005

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

Date: September 20, 2005

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

Date:  September 20, 2005

/s/ Maria Marasco
-------------------------
By: Maria Marasco, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Marasco, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Frank Marasco
                                                  ---------------------------
Date: September 20, 2005                              Frank Marasco
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maria Marasco, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Maria Marasco
                                                   --------------------------
Date: September 20, 2005                               Maria Marasco
                                                       Chief Financial Officer