Form 10QSB
period 2005-09-30
CABLE NET INC
filed 2005-11-14
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

Yes [X]  No [ ]


The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2005 was 7,000,000.

                                 CABLE NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I        Financial Information

  Item 1.   Financial Statements:

            Condensed  Balance Sheets September 30, 2005 (unaudited) and
            December 31, 2004 .................................................3

            Unaudited  Condensed  Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and cumulative from inception on December 31, 1998 through
            September 30, 2005 ................................................4

            Unaudited Condensed Statements of Cash Flows for the
            nine months ended September 30, 2005 and 2004, and cumulative from inception on December 31, 1998 through September 30, 2005 ....5

            Statement of Stockholders' equity for the period from
            December 31, 1998 to September 30, 2005 (unaudited) ...............6

            Notes to Financial Statements (unaudited)

  Item 2.   Plan of operation .................................................7

Part II Other Information

  Item 1.   Legal Proceedings .................................................7

  Item 2.   Changes in Securities .............................................7

  Item 6.   Item 6. Exhibits and Reports on Form 8-K ..........................7

Signatures ....................................................................8

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                    September 30,  December 31,
                                                         2005          2004
                                                    ------------   ------------
                                                      (unaudited)
                                     ASSETS
                                    -------

CURRENT ASSETS                                       $     --       $     --
                                                    ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                -----------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                     $   16,512    $     4,625
                                                    ------------   ------------

       Total Current Liabilities                          16,512          4,625
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000
     shares authorized, 7,000,000 issued and
     outstanding                                           7,000          7,000
     Paid in Capital                                      17,600         17,600
     (Deficit) accumulated during the development stage  (41,112)       (29,225)
                                                    ------------   ------------

Total Stockholders' Equity (Deficit)                     (16,512)        (4,625)
                                                    ------------   ------------

                                                     $      --      $     --
                                                    ============   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           Cumulative
                                                                                              from
                                                                                           December 31,
                                                                                              1998
                                      Three Months Ended            Nine Months Ended      (Inception)
                                        September 30,                 September 30,              to
                                --------------------------    --------------------------   September 30,
                                    2005           2004           2005           2004           2005
                                -----------    -----------    -----------    -----------    -----------
REVENUES                        $      --      $      --      $      --      $      --      $      --
                                -----------    -----------    -----------    -----------    -----------

EXPENSES

   General and administrative         4,286          2,791         11,887          6,509         41,112
                                -----------    -----------    -----------    -----------    -----------


   Total expenses                     4,286          2,791         11,887          6,509         41,112
                                -----------    -----------    -----------    -----------    -----------

NET (LOSS)                      $    (4,286)   $    (2,791)   $   (11,887)   $    (6,509)   $   (41,112)
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
                                ===========    ===========    ===========    ===========

*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Cumulative
                                                                                 from
                                                                              December 31,
                                                                                 1998
                                                     Nine Months Ended        (Inception)
                                                      September 30,                to
                                                  --------------------        September 30,
                                                    2005        2004              2005
                                                  --------    --------    ------------------
OPERATING ACTIVITIES
         Net (loss) from operations               $(11,887)   $ (6,509)             $(41,112)
                                                  --------    --------    ------------------

NET CASH (USED BY) OPERATING ACTIVITIES            (11,887)     (6,509)              (41,112)
                                                  --------    --------    ------------------

FINANCING ACTIVITIES
         Shareholder advances                       11,887       6,509                34,112
         Proceeds from sale of common stock                                            7,000
                                                  --------    --------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           11,887       6,509                41,112
                                                  --------    --------    ------------------

NET INCREASE IN CASH                                  --          --                    --

CASH, BEGINNING OF PERIOD                             --
                                                  --------    --------    ------------------

CASH, END OF PERIOD                               $   --      $   --        $           --
                                                  ========    ========    ==================

SUPPLEMENTAL INFORMATION
        Officer advances contributed to capital                             $         17,600
                                                                          ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     (Deficit)
                                                                                    Accumulated
                                                    Common Stock                    During the
                                            ------------------------      Paid-in   Development
                                             Shares         Amount        Capital      Stage          Total
                                            ----------    ----------    ----------   ----------    ----------
Balances, at inception                            --      $     --      $     --     $     --      $     --
 Issuance of stock, January 12,1999
    at $.001 per share                       7,000,000         7,000                                    7,000
 Net (loss) for the year                                                                 (3,735)       (3,735)
                                            ----------    ----------    ----------   ----------    ----------
Balances, December 31, 1999                  7,000,000         7,000          --         (3,735)        3,265
 Net (loss) for the year                                                                 (4,485)       (4,485)
                                            ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2000                  7,000,000         7,000          --         (8,220)       (1,220)
 Net (loss) for the year                                                                 (4,185)       (4,185)
                                            ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2001                  7,000,000         7,000          --        (12,405)       (5,405)
 Net (loss) for the year                                                                 (4,335)       (4,335)
                                            ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2002                  7,000,000         7,000          --        (16,740)       (9,740)
 Net (loss) for the year                                                                 (4,358)       (4,358)
                                            ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2003                  7,000,000         7,000          --        (21,098)      (14,098)
  Paid in capital                                                                        17,600        17,600
 Net (loss) for the year                                                                 (8,127)       (8,127)
                                            ----------    ----------    ----------   ----------    ----------
Balances, December 31, 2004                  7,000,000         7,000        17,600      (29,225)       (4,625)
(unaudited)
 Net (loss) for nine months                                                             (11,887)      (11,887)
                                            ----------    ----------    ----------   ----------    ----------
Balances, September 30, 2005, (unaudited)    7,000,000    $    7,000    $   17,600   $  (41,112)   $  (16,512)
                                            ==========    ==========    ==========   ==========    ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CABLE NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Financial Statements (unaudited)


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

{a) Exhibits

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLE NET INC.
(Registrant)

By:/s/ Frank Marasco                    Date:  November 10, 2005
-----------------------------
Frank Marasco
Principal Executive Officer

By:/s/ Maria Marasco                    Date:  November 10, 2005
-----------------------------
Maria Marasco
Principal Financial Officer

By:/s/ Maria Marasco                    Date:  November 10, 2005
-----------------------------
Maria Marasco
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Frank Marasco                    Date:  November 10, 2005
-----------------------------
Frank Marasco
Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 10, 2005

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 10, 2005

/s/ Maria Marasco
-------------------------
By: Maria Marasco, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Marasco, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/ Frank Marasco
                                                  ---------------------------
Date: November 10, 2005                               Frank Marasco
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CABLE NET INC. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maria Marasco, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Maria Marasco
                                                   --------------------------
Date: November 10, 2005                                Maria Marasco
                                                       Chief Financial Officer