Form 10KSB
period 2005-12-31
CABLE NET INC
filed 2006-04-12
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005


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

As of December 31, 2005, we had 7,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, Cable Net, Inc. is referred to herein as the "Company" or "We."

                               TABLE OF CONTENTS
                                                                            Page
Part I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................ 4
                The Company ................................................. 4
                Business of the Company ..................................... 4
                Employees ................................................... 4
ITEM 2  DESCRIPTION OF PROPERTIES ........................................... 4
ITEM 3  LEGAL PROCEEDINGS ................................................... 4
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS ............. 4
ITEM 5  MARKET FOR  REGISTRANT'S  COMMON EQUITY & RELATED  STOCKHOLDER
        MATTERS ............................................................. 4
                Market ...................................................... 4
                Holders ..................................................... 4
                Dividends ................................................... 5
ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION &
        RESULTS OF OPERATION ................................................ 5
                Plan of Operation ........................................... 5
                Forward-Looking Statements .................................. 5
ITEM 7  FINANCIAL STATEMENTS ................................................ 6
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 14

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................... 14
                The Directors and Officers of the Company ................... 14
                Compliance with Section 16(a) of the Exchange Act ........... 14
ITEM 10 EXECUTIVE COMPENSATION .............................................. 14
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 15
                Security Ownership of Beneficial Owners ..................... 15
                Security Ownership of Management ............................ 15
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 15
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .................................... 16
                Exhibits .................................................... 16
                Reports on Form 8-K ......................................... 16
SIGNATURES .................................................................. 16

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2005, there were approximately 30 holders of record of the Company's common stock.

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

ITEM 7. FINANCAIL STATEMENTS



                                 CABLE NET, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


                                TABLE OF CONTENTS


                                                                          PAGE



REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ........................ F-1

BALANCE SHEET ........................................................... F-2

STATEMENTS OF OPERATIONS  ..............................................  F-3

STATEMENTS OF STOCKHOLDERS' EQUITY  ....................................  F-4

STATEMENTS OF CASH FLOWS ................................................ F-5

NOTES TO FINANCIAL STATEMENTS ........................................... F-6

To the Board of Directors and Stockholders
CABLE NET, INC.
Calgary, Alberta Canada

We have audited the accompanying balance sheet of CABLE NET, INC. (a Nevada development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2005, and for the period from December 31, 1998 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CABLE NET, INC., as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2005, and for the period from December 31, 1998 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Braverman International, P.C.
Prescott, Arizona
March 21, 2006

                                 CABLE NET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                December 31, 2005



                                     ASSETS
                                     ------

CURRENT ASSETS                                                         $   --
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

       Accounts payable                                                $    400
       Accounts payable, Officers                                        19,886
                                                                       --------

       Total Current Liabilities                                         20,286
                                                                       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000
     shares authorized, 7,000,000 issued and
     outstanding                                                          7,000
     Paid in Capital                                                     17,600
     (Deficit) accumulated during the development stage                 (44,886)
                                                                       --------


Total Stockholders' Equity (Deficit)                                    (20,286)
                                                                       --------

                                                                       $   --
                                                                       ========


    The accompanying notes are an integral part of these financial statements

                                 CABLE NET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                                                       from
                                                                    December 31,
                                                                        1998
                                                                    (Inception)
                                       Years Ended December 31,          to
                                      --------------------------    December 31,
                                           2005           2004          2005
                                      -----------    -----------    -----------



REVENUES                              $      --      $      --      $      --
                                      -----------    -----------    -----------

EXPENSES
   General and administrative              15,661          8,127         44,886
                                      -----------    -----------    -----------

   Total expenses                          15,661          8,127         44,886
                                      -----------    -----------    -----------

NET (LOSS)                            $   (15,661)   $    (8,127)   $   (44,886)
                                      ===========    ===========    ===========

NET (LOSS) PER SHARE                       *              *
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             7,000,000      7,000,000
                                      ===========    ===========

*  less than $.01 per share


    The accompanying notes are an integral part of these financial statements

                                 CABLE NET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           (Deficit)
                                                                                          Accumulated
                                             Common Stock                                  During the
                                      ------------------------------       Paid-in        Development
                                          Shares           Amount          Capital          Stage           Total
                                      -------------    -------------    -------------   -------------    -------------
Balances, at inception                         --      $        --      $        --     $        --      $        --
 Issuance of stock, January 12,1999
    at $.001 per share                    7,000,000            7,000             --              --              7,000
 Net (loss) for the year                       --               --               --            (3,735)          (3,735)
                                      -------------    -------------    -------------   -------------    -------------
Balances, December 31, 1999               7,000,000            7,000             --            (3,735)           3,265
 Net (loss) for the year                       --               --               --            (4,485)          (4,485)
                                      -------------    -------------    -------------   -------------    -------------
Balances, December 31, 2000               7,000,000            7,000             --            (8,220)          (1,220)
 Net (loss) for the year                       --               --               --            (4,185)          (4,185)
                                      -------------    -------------    -------------   -------------    -------------
Balances, December 31, 2001               7,000,000            7,000             --           (12,405)          (5,405)
 Net (loss) for the year                       --               --               --            (4,335)          (4,335)
                                      -------------    -------------    -------------   -------------    -------------
Balances, December 31, 2002               7,000,000            7,000             --           (16,740)          (9,740)
 Net (loss) for the year                       --               --               --            (4,358)          (4,358)
                                      -------------    -------------    -------------   -------------    -------------
Balances, December 31, 2003               7,000,000            7,000             --           (21,098)         (14,098)
  Paid in capital                              --               --             17,600             --            17,600
 Net (loss) for the year                       --               --               --            (8,127)          (8,127)
                                      -------------    -------------    -------------   -------------    -------------
Balances, December 31, 2004               7,000,000            7,000           17,600         (29,225)          (4,625)
 Net (loss) for the year                       --               --               --           (15,661)         (15,661)
                                      -------------    -------------    -------------   -------------    -------------
Balances, December 31, 2005               7,000,000    $       7,000    $      17,600   $     (44,886)   $     (20,286)
                                      =============    =============    =============   =============    =============


    The accompanying notes are an integral part of these financial statements

                                 CABLE NET, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                      Cumulative
                                                                                         from
                                                                                      December 31,
                                                                                          1998
                                                                                      (Inception)
                                                      Years Ended December 31,             to
                                                  ------------------------------     December 31,
                                                        2005             2004             2005
                                                  -------------    -------------    -------------
OPERATING ACTIVITIES
         Net (loss) from operations               $     (15,661)   $      (8,127)         (44,886)
         Increase in Accounts Payable                       400             --                400
                                                  -------------    -------------    -------------

NET CASH (USED BY) OPERATING ACTIVITIES                 (15,261)          (8,127)         (44,486)
                                                  -------------    -------------    -------------

FINANCING ACTIVITIES
         Shareholder advances                            15,261            8,127           37,486
         Proceeds from sale of common stock                --               --              7,000
                                                  -------------    -------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                15,261            8,127           44,486
                                                  -------------    -------------    -------------

NET INCREASE IN CASH                                       --               --               --

CASH, BEGINNING OF PERIOD                                  --               --               --
                                                  -------------    -------------    -------------

CASH, END OF PERIOD                               $        --      $        --      $        --
                                                  =============    =============    =============


SUPPLEMENTAL INFORMATION
        Officer advances contributed to capital                                     $      17,600
                                                                                    =============

    The accompanying notes are an integral part of these financial statements

                                 CABLE NET, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


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

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.


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

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company has never maintained a bank account, all such expenses incurred to December 31, 2005, of $19,886, have either been paid by or are attributed to the principal shareholders of the Company, less the proceeds that was received from the sale of the 7,000,000 shares of the Company's common stock of $7, 000.


NOTE 3 - INCOME TAXES

Deferred tax assets for income taxes as of December 31, 2005, of approximately $5,677 were reduced to zero, after considering the valuation allowance of $5,677, since there is no assurance of future taxable income. As of December 31, 2005 there was also a net operating loss carryforward of approximately $28,386, which expires from 2019 through 2025, if unused. The following is an analysis of deferred tax assets as of December 31, 2005:

                                            Deferred   Valuation
                                           Tax Assets  Allowance     Balance
                                           ---------   ---------   ----------
Deferred tax assets at December 31, 2004     $ 2,845   $  (2,845)   $   -0-

Additions for the year                         2,832      (2,832)       -0-
                                           ---------   ---------   ----------
Deferred tax assets at December 31, 2005     $ 5,677   $  (5,677)   $   -0-
                                           =========   =========   ==========

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                  2005        2004
Expected income tax (benefit) at             ---------   ---------
   federal statutory tax rate -20%             $(3,132)    $(1,625)
Permanent differences                              300         300
Valuation allowance                              2,832       1,325
                                             ---------   ---------
Actual income tax (benefit)                  $   - 0 -   $   - 0 -
                                             =========   =========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.


NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 123 (R)
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after December 15, 2005. The adoption of his pronouncement had no effect on the accompanying financial statements as of December 31, 2005.


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

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                      Age Positions and Offices Held
------------------------- --- --------------------------
Frank Marasco             50  President / Director

Maria Marasco             54  Secretary, Treasurer and
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2005, there were 7,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

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

CABLE NET INC.
(Registrant)

Date: April April  8, 2006
By:/s/Frank Marasco
----------------------------
Frank Marasco
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CABLE NET INC.
(Registrant)

Date: April  8, 2006
By:/s/Frank Marasco
----------------------------
Frank Marasco
President and Director