Form 10QSB
period 2006-03-31
CABLE NET INC
filed 2006-05-19
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________
Commission file number: 000-32309
CABLE NET INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	86-1010155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Bankers Hall East 855 - 2nd Street S.W. Calgary, Alberta T2P 4K7
(Address of principal executive office) (Zip Code)
403- 298-3100
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2006 was 7,000,000.

CABLE NET, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:	3

	Condensed Balance Sheets March 31, 2006 (unaudited) and December 31, 2005	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2006 and 2005, and cumulative from inception on December 31, 1998 through March 31, 2006	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and cumulative from inception on December 31, 1998 through March 31, 2006	5

	Statement of Stockholders' equity for the period from December 31, 1998 to March 31, 2006 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of operation	7

Part II	Other Information	7

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities	7

Item 6.	Exhibits and Reports on Form 8-K	7

	Signatures	8

Part I  Financial Information

Item 1. Financial Statements:

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$952	$400
Accounts payable, Officers	26,102	19,886

Total Current Liabilities	27,054	20,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Paid in Capital	17,600	17,600
(Deficit) accumulated during the development stage	(51,654)	(44,886)

Total Stockholders' Equity (Deficit)	(27,054)	(20,286)

	$-	$-

The accompanying notes are an integral part of these financial statements

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
			from
			December 31,
			1998
	For three months ended		(Inception)
	March 31,		to
	2006	2005	March 31, 2006

REVENUES	$-	$-	$-

EXPENSES
General and administrative	6,768	4,095	51,654

Total expenses	6,768	4,095	51,654

NET (LOSS)	$(6,768)	$(4,095)	$(51,654)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000

* less than $.01 per share

The accompanying notes are an integral part of these financial statements

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
			December 31,
			1998
	For three months ended		(Inception)
	March 31,		to
	2006	2005	March 31, 2006

OPERATING ACTIVITIES
Net (loss) from operations	$(6,768)	$(4,095)	$(51,654)
Increase in Accounts Payable	552		952

NET CASH (USED BY) OPERATING ACTIVITIES	(6,216)	(4,095)	(50,702)

FINANCING ACTIVITIES
Shareholder advances	6,216	4,095	43,702
Proceeds from sale of common stock			7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,216	4,095	50,702

NET INCREASE IN CASH	(0)	-	(0)

CASH, BEGINNING OF PERIOD			-

CASH, END OF PERIOD	$(0)	$-	$(0)

SUPPLEMENTAL INFORMATION
Officer advances contributed to capital			$17,600

The accompanying notes are an integral part of these financial statements

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000			7,000
Net (loss) for the year				(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	-	(3,735)	3,265
Net (loss) for the year				(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	-	(8,220)	(1,220)
Net (loss) for the year				(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	-	(12,405)	(5,405)
Net (loss) for the year				(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)
Net (loss) for the year				(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)
Paid in capital			17,600		17,600
Net (loss) for the year				(8,127)	(8,127)
Balances, December 31, 2004	7,000,000	7,000	17,600	(29,225)	(4,625)
Net (loss) for the year				(15,661)	(15,661)
Balances, December 31, 2005	7,000,000	7,000	17,600	(44,886)	(20,286)
(unaudited)
Net (loss) for the period				(6,768)	(6,768)
Balances, March 31, 2006 (unaudited)	7,000,000	$7,000	$17,600	$(51,654)	$(27,054)

The accompanying notes are an integral part of these financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 ofTitle 18 of the United States Code

(b) Reports on Form 8-K
None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

CABLE NET INC.
(Registrant)

By:/s/ Frank Marasco Frank Marasco Principal Executive Officer	Date: May 10, 2006
By:/s/ Maria Marasco Maria Marasco Principal Financial Officer	Date: May 10, 2006
By:/s/ Maria Marasco Maria Marasco Principal Accounting Officer	Date: May 10, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Frank Marasco Frank Marasco Director	Date: May 10, 2006