Form 10QSB
period 2006-06-30
CABLE NET INC
filed 2006-08-11
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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
Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2006 was 7,000,000.

CABLE NET, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:	3

	Condensed Balance Sheets June 30, 2006 (unaudited) and December 31, 2005	3

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005, and cumulative from inception on December 31, 1998 through June 30, 2006	4

	Unaudited Condensed Statements of Cash Flows for the six months June 30, 2006 and 2005, and cumulative from inception on December 31, 1998 through June 30, 2006	5

	Statement of Stockholders' equity for the period from December 31, 1998 to June 30, 2006 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of operation	7

Part II	Other Information	7

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities	7

Item 6.	Exhibits and Reports on Form 8-K	7

	Signatures	8

Part I  Financial Information

Item 1. Financial Statements:

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$400
Accounts payable, Officers	30,582	19,886

Total Current Liabilities	30,582	20,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Paid in Capital	17,600	17,600
(Deficit) accumulated during the development stage	(55,182)	(44,886)

Total Stockholders' Equity (Deficit)	(30,582)	(20,286)

	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					from
					December 31,
					1998
	Three Months Ended June 30,		For six months ended June 30,		(Inception) to
	2006	2005	2006	2005	June 30, 2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	3,528	3,506	10,296	7,601	55,182

Total expenses	3,528	3,506	10,296	7,601	55,182

NET (LOSS)	$(3,528)	$(3,506)	$(10,296)	$(7,601)	$(55,182)

NET (LOSS) PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

* less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
			December 31,
			1998
	For six months ended		(Inception)
	June 30,		to
	2006	2005	June 30, 2006

OPERATING ACTIVITIES
Net (loss) from operations	$(10,296)	$(7,601)	$(55,182)
(Decrease) in Accounts Payable	(400)	-	-

NET CASH (USED BY) OPERATING ACTIVITIES	(10,696)	(7,601)	(55,182)

FINANCING ACTIVITIES
Shareholder advances	10,696	7,601	48,182
Proceeds from sale of common stock	-	-	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,696	7,601	55,182

NET INCREASE IN CASH	(0)	-	(0)

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$(0)	$-	$(0)

SUPPLEMENTAL INFORMATION
Officer advances contributed to capital			$17,600

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000			7,000
Net (loss) for the year	-	-	-	(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	-	(3,735)	3,265
Net (loss) for the year				(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	-	(8,220)	(1,220)
Net (loss) for the year				(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	-	(12,405)	(5,405)
Net (loss) for the year	-	-	-	(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)
Net (loss) for the year	-	-	-	(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)
Paid in capital			17,600		17,600
Net (loss) for the year	-	-	-	(8,127)	(8,127)
Balances, December 31, 2004	7,000,000	7,000	17,600	(29,225)	(4,625)
Net (loss) for the year	-	-	-	(15,661)	(15,661)
Balances, December 31, 2005	7,000,000	7,000	17,600	(44,886)	(20,286)
(unaudited)
Net (loss) for the period	-	-	-	(10,296)	(10,296)
Balances, June 30, 2006 (unaudited)	7,000,000	$7,000	$17,600	$(55,182)	$(30,582)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2006 have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

CABLE NET INC.

(Registrant)

By:/s/ Frank Marasco Frank Marasco Principal Executive Officer	Date: August 8, 2006
By:/s/ Maria Marasco Maria Marasco Principal Financial Officer	Date: August 8, 2006
By:/s/ Maria Marasco Maria Marasco Principal Accounting Officer	Date: August 8, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Frank Marasco Frank Marasco Director	Date: August 8, 2006