Form 10KSB
period 2006-12-31
CABLE NET INC
filed 2007-04-02
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006.

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
(Title of class)

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ 0

As of December 31, 2006, we had 7,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

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

Employees

The Company's has no employees at the present time only one officer/director, who will devote as much time as he determines necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market

To the knowledge of current management, there is no public trading market for the Company's common stock

Holders

At December 31, 2006, there were approximately 30 holders of record of the Company's common stock.

Dividends

The Company has not declared any cash dividends since inception, nor does the Company anticipate or contemplate paying dividends in the foreseeable future.

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
DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CABLE NET, INC.
Calgary, Alberta Canada

We have audited the accompanying balance sheet of CABLE NET, INC. (a Nevada development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005, and for the period from December 31, 1998 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CABLE NET, INC., as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from December 31, 1998 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not commenced operations. It has sustained losses to date and has a deficit in working capital and stockholders’ equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Braverman International, P.C.
Prescott, Arizona
March 4, 2007

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
December 31, 2006

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$244
Accounts payable - related parties	35,732

Total Current Liabilities	35,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 25,000,000 shares authorized, 7,000,000 issued and outstanding	7,000
Paid in Capital	17,600
(Deficit) accumulated during the development stage	(60,576)

Total Stockholders' (Deficit)	(35,976)

$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			December 31,
			1998
	For Year ended		(Inception)
	December 31,		to
	2006	2005	December 31, 2006

REVENUES	$-	$-	$-

EXPENSES
General and administrative	15,690	15,661	60,576

Total expenses	15,690	15,661	60,576

NET (LOSS)	$(15,690)	$(15,661)	$(60,576)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,000,000	7,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-
Issuance of stock, January 12,1999 at $.001 per share	7,000,000	7,000			7,000
Net (loss) for the year				(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	-	(3,735)	3,265
Net (loss) for the year				(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	-	(8,220)	(1,220)
Net (loss) for the year				(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	-	(12,405)	(5,405)
Net (loss) for the year				(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)
Net (loss) for the year				(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)
Paid in capital			17,600		17,600
Net (loss) for the year				(8,127)	(8,127)
Balances, December 31, 2004	7,000,000	7,000	17,600	(29,225)	(4,625)
Net (loss) for the year				(15,661)	(15,661)
Balances, December 31, 2005	7,000,000	7,000	17,600	(44,886)	(20,286)
Net (loss) for the year				(15,690)	(15,690)
Balances, December 31, 2006	7,000,000	$7,000	$17,600	$(60,576)	$(35,976)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			December 31,
			1998)
	For Year ended		(Inception
	December 31,		to
	2006	2005	December 31, 2006

OPERATING ACTIVITIES
Net (loss) from operations	$(15,690)	$(15,661)	$(60,576)
(Decrease) in Accounts Payable	(156)	-	244

NET CASH (USED BY) OPERATING ACTIVITIES	(15,846)	(15,661)	(60,332)

FINANCING ACTIVITIES
Shareholder advances	2,700	2,700	24,350
Related party advances	13,146	12,961	28,982
Proceeds from sale of common stock	-	-	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,846	15,661	60,332

NET CHANGE IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION
Officer advances contributed to capital			$17,600

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Cable Net, Inc. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed December 31, 1998. Since inception it has had no operations and is a reporting company having filed a Form 10-SB which became effective. The Company’s year-end is December 31.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management’s plan is to pursue a stock exchange transaction with a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, “Earnings per Share”. For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

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

All start up costs incurred by us since inception have been expensed. For income tax purposes only, such costs except for interest, taxes and research and development expenses are required to be deferred and either amortized ratably over 5 years at the time our business commences or permanently capitalized if no election to amortize is timely made. Commencing in 2005, the Internal Revenue Code provides for an annual deduction of start up costs of $5,000.

NOTE 2 - INCOME TAXES

Deferred tax assets for income taxes as of December 31, 2006, of $8,224 were reduced to zero, after considering the valuation allowance of $8,224, since there is no assurance of future taxable income. As of December 31, 2006 there was a net operating loss carryforward of $11,693, which expires as follows:

CABLE NET, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES - continued

Expiring Year	Amount
2019	$ 150
2020	150
2021	150
2022	150
2023	150
2024	943
2025	5,000
2026	5,000
Total	$ 11,693

The following is an analysis of deferred tax assets as of December 31, 2006:

	Deferred		Valuation
	Tax Assets		Allowance	Balance
Deferred tax assets at December 31, 2005	$5,626	$	(5,626))	$-0-

Additions for the year	2,598		(2,598))	-0-

Deferred tax assets at December 31, 2006	$8,224	$	(8,224))	$-0-

Included in total deferred tax assets as of December 31, 2006, are the tax benefits of the net operating loss carryforward of $2,339, and deferred start up costs of $5,885.

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended December 31:

		2006		2005
Expected income tax (benefit) at federal statutory tax rate -20%	$	(3,138)	$	(3,132)
Permanent differences		540		540
Valuation allowance		2,598		2,592
Income tax expense	$	- 0 -	$	- 0 -

All start up costs incurred since inception have been expensed for financial statement presentation purposes only. For income tax purposes, such costs, except for interest, taxes and research and development expenses, are deferred and are either amortized ratably over 5 years at the time our business commences, or permanently capitalized if no election to amortize them is timely made. Commencing in 2005, the Internal Revenue Code provides for an annual deduction of start up costs of $5,000. As of December 31, 2006, total deferred start up costs were $29,426.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 4 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. We adopted the provision of SFAS No. 154 in its first fiscal quarter of 2006. The adoption did not have a material effect on our financial statements.

CABLE NET, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS No. 157 for our financial statements.

NOTE 5 - ACCOUNTS PAYABLE - RELATED PARTY

Since we do not have a bank account, we were advanced funds for our overhead and operating expenses by an affiliated company controlled by our President since 2004. During 2006 and 2005, the affiliate paid for our accounting fees of $10,563 and various fees of $2,183, totaling $12,746, and accounting fees of $9,445 and various fees of $3,516, totaling $12,961, respectively. We also accrued payroll for our President for each of the years 2006 and 2005, of $1,500, and office rent of $1,200, which we consider to be the fair value for such items. No accruals to our President have been paid since he took office in 2004. As of December 31, 2006 we owed the affiliate $28,982, and our President $6,750.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and/or disagreements with Braverman International, P.C. on accounting and financial disclosure matters.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

At end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no changes in our internal controls or in other factors during the last fiscal year that materially affected, or was reasonably likely to materially affect, internal control over financial reporting.

PART III

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2006, there were 7,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners:

Beneficial Owner	Class	Amount	Nature of Ownership	Percentage
Big Mountain Development Ltd.	Common	4,000,000	Direct	57%

Estate of Frank Marasco Sr.	Common	2,039,484	Direct	29%

Dan Pacholik	Common	467,258	Direct	6%

Ericksteen	Common	467,258	Direct	6%

Security Ownership of Management:

Beneficial Owner	Class	Amount	Nature of Ownership	Percentage
Frank Marasco	Common	-0-	Direct	0-%
President and Director

Maria Marasco	Common	-0-	Direct	0-%
Secretary Treasurer Director
TOTAL
Common Shares:		-0-

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Frank Marasco and Maria Marasco individually own 22% of the common shares of Big Mountain Development Ltd. collectively totaling 44% ownership of the outstanding shares of Big Mountain Development Ltd.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) Exhibits

EXHIBIT
NUMBER	DESCRIPTION
10.1	Articles of Incorporation*
10.2	Bylaws*
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

 *Incorporated by Reference on Form 10SB12G filed February 7, 2001, and amended on March 13, 2001.

(b) Reports on Form 8-K
None

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Company annual financial statement and review of financial statements included in Company 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,500 for fiscal year ended 2006 and $6,121 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2006 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2005.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CABLE NET INC.
(Registrant)
Date: March 14 , 2007	By:	/s/ Frank Marasco
Frank Marasco
Title : President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CABLE NET INC.
(Registrant)
Date: March 14 , 2007	By:	/s/ Frank Marasco
Frank Marasco
Title : President and Director