Form 10KSB/A
period 2006-12-31
CABLE NET INC
filed 2007-04-03
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
First Amended

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

Security Ownership of Beneficial Owners:

Beneficial Owner	Class	Amount	Nature of Ownership	Percentage
Big Mountain Development Ltd.	Common	4,467,258	Direct	63%

Estate of Frank Marasco Sr.	Common	2,039,484	Direct	29%

Dan Pacholik	Common	467,258	Direct	6%

Security Ownership of Management:

Beneficial Owner	Class	Amount	Nature of Ownership	Percentage
Frank Marasco	Common	-0-	Direct	0-%
President and Director

Maria Marasco	Common	-0-	Direct	0-%
Secretary Treasurer Director
TOTAL
Common Shares:		-0-

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