Form 10QSB
period 2007-09-30
CABLE NET INC
filed 2007-11-13
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2007 was 7,000,000.

	CABLE NET, INC.
	(A DEVELOPMENT STAGE ENTERPRISE)
	Index to Financial Statements	Page

Part I	Financial Information

Item 1.	Financial Statements:

	Condensed Balance Sheets - September 30, 2007 (unaudited) and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and cumulative from inception on December 31, 1998 through September 30, 2007	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and cumulative from inception on December 31, 1998 through September 30, 2007	5

	Statement of Stockholders' (deficit) for the period from December 31, 1998 to September 30, 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of Operation	8

Part II	Other Information	8

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities	8

Item 6.	Exhibits and Reports on Form 8-K	8

	Signatures	8

PART I - FINANCIAL INFORMATION

ITEM 2.  FINANCIAL STATEMENTS:

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS - Prepaid Expenses	$385	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$244
Accounts payable - related parties	50,126	35,732

Total Current Liabilities	50,126	35,976

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Paid in Capital	17,600	17,600
(Deficit) accumulated during the development stage	(74,341)	(60,576)

Total Stockholders' (Deficit)	(49,741)	(35,976)

	$385	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					from
					December 31,
					1998
	For the three months ended		For the nine months ended		(Inception)
	September 30,		September 30,		to
	2007	2006	2007	2006	September 30, 2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	2,800	3,450	13,765	13,746	74,341

Total expenses	2,800	3,450	13,765	13,746	74,341

NET (LOSS)	$(2,800)	$(3,450)	$(13,765)	$(13,746)	$(74,341)

NET (LOSS) PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
			December 31,
			1998
	For the nine months ended		(Inception)
	September 30,		to
	2007	2006	September 30, 2007

OPERATING ACTIVITIES
Net (loss) from operations	$(13,765)	$(13,746)	$(74,341)
Increase in Prepaid Expenses	(385)		(385)
Decrease in Accounts Payable	(244)	(400)	-

NET CASH (USED BY) OPERATING ACTIVITIES	(14,394)	(14,146)	(74,726)

FINANCING ACTIVITIES
Accounts payable - related parties	14,394	14,146	67,726
Proceeds from sale of common stock			7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,394	14,146	74,726

NET INCREASE IN CASH	(0)	(0)	(0)

CASH, BEGINNING OF PERIOD			-

CASH, END OF PERIOD	$(0)	$(0)	$(0)

SUPPLEMENTAL INFORMATION
Officer advances contributed to capital			$17,600

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000			7,000
Net (loss) for the year				(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	-	(3,735)	3,265
Net (loss) for the year				(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	-	(8,220)	(1,220)
Net (loss) for the year				(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	-	(12,405)	(5,405)
Net (loss) for the year				(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)
Net (loss) for the year				(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)
Paid in capital			17,600		17,600
Net (loss) for the year				(8,127)	(8,127)
Balances, December 31, 2004	7,000,000	7,000	17,600	(29,225)	(4,625)
Net (loss) for the year				(15,661)	(15,661)
Balances, December 31, 2005	7,000,000	7,000	17,600	(44,886)	(20,286)
Net (loss) for the year				(15,690)	(15,690)
Balances, December 31, 2006	7,000,000	7,000	17,600	(60,576)	(35,976)
(unaudited)
Net (loss) for the period				(13,765)	(13,765)
Balances, September 30, 2007 (unaudited)	7,000,000	$7,000	$17,600	$(74,341)	$(49,741)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 have been made.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

Since we do not have a bank account, we were advanced funds for our overhead and operating expenses by an affiliated company owned by our President since 2004. During the quarters ended September 30, 2007 and 2006, the affiliate was credited with incurred accounting fees of $2,000 and various fees of $510, totaling $2,510, and accounting fees of $2,000 and various fees of $375, totaling $2,375, respectively. We also accrued payroll for our President for each of the periods ending September 30, 2007 and 2006, of $375, and office rent of $300, which we consider to be the fair value for such items. No accruals to our President have been paid since he took office in 2004.  As of September 30, 2007 we owed the affiliate $41,351, and our President $8,775.

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

CABLE NET INC.
(Registrant)

By:/s/ Frank Marasco Frank Marasco Principal Executive Officer	Date: November 12, 2007
By:/s/ Maria Marasco Maria Marasco Principal Financial Officer	Date: November 12, 2007
By:/s/ Maria Marasco Maria Marasco Principal Accounting Officer	Date: November 12, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Frank Marasco Frank Marasco Director	Date: November 12, 2007