Form 10KSB
period 2007-12-31
CABLE NET INC
filed 2008-03-26
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2007.

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

403-298-3100

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

Yes ☐ No ☒

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

As of December 31, 2007, we had 7,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

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

Employees

The Company has no employees at the present time and only two officers/directors, who will devote as much time as they determine necessary to carry out the affairs of the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market

To the knowledge of current management, there is no public trading market for the Company's common stock

Holders

At December 31, 2007, there were approximately 33 holders of record of the Company's common stock.

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
DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CABLE NET, INC.
Calgary, Alberta Canada

We have audited the accompanying statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2006, of CABLE NET, INC. (a Nevada development stage company).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CABLE NET, INC. for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Braverman International, P.C.

Braverman International, P.C.
Prescott, Arizona
March 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CABLE NET, INC.
Calgary, Alberta Canada

We have audited the accompanying balance sheet of CABLE NET, INC. (a Nevada development stage company) as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007, and for the period from December 31, 1998 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CABLE NET, INC., as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, and for the period from December 31, 1998 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not commenced operations. It has sustained losses to date and has a deficit in working capital and stockholders’ equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Nick Herb Accounting Services, P.C.

Nick Herb Accounting Services, P.C.
Prescott, Arizona
March 12, 2008

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
December 31, 2007

ASSETS

TOTAL ASSETS - Prepaid expenses	$603

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$104
Accounts payable - related parties	53,224

Total Current Liabilities	53,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000
Paid in Capital	17,600
(Deficit) accumulated during the development stage	(77,326)

Total Stockholders' (Deficit)	(52,726)

$603

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			December 31,
			1998
	For the years ended		(Inception)
	December 31,		to
	2007	2006	December 31, 2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative	16,750	15,690	77,326

Total expenses	16,750	15,690	77,326

NET (LOSS)	$(16,750)	$(15,690)	$(77,326)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000			7,000
Net (loss) for the year				(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	-	(3,735)	3,265
Net (loss) for the year				(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	-	(8,220)	(1,220)
Net (loss) for the year				(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	-	(12,405)	(5,405)
Net (loss) for the year				(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)
Net (loss) for the year				(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)
Paid in capital			17,600		17,600
Net (loss) for the year				(8,127)	(8,127)
Balances, December 31, 2004	7,000,000	7,000	17,600	(29,225)	(4,625)
Net (loss) for the year				(15,661)	(15,661)
Balances, December 31, 2005	7,000,000	7,000	17,600	(44,886)	(20,286)
Net (loss) for the year				(15,690)	(15,690)
Balances, December 31, 2006	7,000,000	7,000	17,600	(60,576)	(35,976)
Net (loss) for the year				(16,750)	(16,750)
Balances, December 31, 2007	7,000,000	$7,000	$17,600	$(77,326)	$(52,726)

The accompanying notes are an integral part of these financial statements

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			December 31,
			1998
	For the years ended		(Inception)
	December 31,		to
	2007	2006	December 31, 2007

OPERATING ACTIVITIES
Net (loss)	$(16,750)	$(15,690)	$(77,326)
Increase in Prepaid Expenses	(603)		$(603)
Decrease in Accounts Payable	(140)	(156)	104

NET CASH (USED BY) OPERATING ACTIVITIES	(17,492)	(15,846)	(77,824)

FINANCING ACTIVITIES
Accounts payable - related parties	17,492	15,846	70,824
Proceeds from sale of common stock			7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,492	15,846	77,824

NET INCREASE IN CASH	(0)	(0)	(0)

CASH, BEGINNING OF PERIOD			-

CASH, END OF PERIOD	$(0)	$(0)	$(0)

SUPPLEMENTAL INFORMATION
Officer advances contributed to capital			$17,600

The accompanying notes are an integral part of these financial statements

CABLE NET, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CABLE NET, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INCOME TAXES

Deferred tax assets for income taxes as of December 31, 2007, of $10,845 were reduced to zero, after considering the valuation allowance of $10,845, since there is no assurance of future taxable income. As of December 31, 2007 there was a net operating loss carryforward of $16,693, which expires as follows:

Expiring Year	Amount
2019	$ 150
2020	150
2021	150
2022	150
2023	150
2024	943
2025	5,000
2026	5,000
2027	5,000

Total	$ 16,693

The following is an analysis of deferred tax assets as of December 31, 2007:

	Deferred	Valuation
	Tax Assets	Allowance		Balance
Deferred tax assets at December 31, 2006	$8,035	$	(8,035)	$-0-

Additions for the year	2,810		(2,810)	-0-

Deferred tax assets at December 31, 2007	$10,845	$	(10,845)	$-0-

Included in total deferred tax assets as of December 31, 2007, are the tax benefits of the net operating loss carryforward of $3,339, and deferred start up costs of $7,507.

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended December 31:

	2007		2006
Expected income tax (benefit) at
federal statutory tax rate -20%	$	(3,350)	$	(3,138)
Permanent differences		540		540
Valuation allowance		2,810		2,598

Income tax expense	$	- 0 -	$	- 0 -

The tax effects of temporary differences which were computed at a Federal statutory rate of 20%, that give rise to deferred tax assets as of December 31,2007 and 2006 are as follows:

	2007	2006

Net operating loss carryforwards	$3,339	$2,339
Deferred start-up costs to be amortized	7,506	5, 696

Total gross deferred tax assets	10,845	8,035
Valuation allowance	(10,845)	(8,035)
Net deferred tax assets, December 31,	$-0-	$-0-

CABLE NET, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INCOME TAXES - continued

All start up costs incurred since inception have been expensed for financial statement presentation purposes only. For income tax purposes, such costs, except for interest, taxes and research and development expenses, are deferred and are either amortized ratably over 5 years at the time our business commences, or permanently capitalized if no election to amortize them is timely made. Commencing in 2005, the Internal Revenue Code provides for an annual deduction of start up costs of $5,000. As of December 31, 2007, total deferred start up costs were $37,533.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes.  FIN 48 will be effective for the quarter ending March 31, 2007.  Since as a result of our history of operating losses, its effects, if any, will be solely on our income tax-related disclosures and, therefore, the adoption of FIN 48 did not have a material impact on our financial position and results of operations or cash flows.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This guidance is effective as of the end of the fiscal year for years ending after December 15, 2006. The adoption did not have a material effect on our consolidated financial statements.

CABLE NET, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not evaluated the potential impact of adopting SFAS No. 157 for our financial statements.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS No. 159 for our financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and Reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its financial statements.

NOTE 5 – ACCOUNTS PAYABLE – RELATED PARTY

Since we do not have a bank account, we were advanced funds for our overhead and operating expenses by an affiliated company owned by our President since 2004. During 2007 and 2006, the affiliate was credited with incurred accounting fees of $11,149 and various fees of $3,399, totaling $14,548, and accounting fees of $10,444 and various fees of $2,308, totaling $12,752, respectively. We also accrued payroll for our President for each of the years 2007 and 2006, of $1,500, and office rent of $1,200, which we consider to be the fair value for such items. No accruals to our President have been paid since he took office in 2004.  As of December 31, 2007 we owed the affiliate $44,974, and our President $8,250.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Braverman International, P.C. resigned on February 17, 2008.

Pursuant to Item 304(a)(1)(ii) of Regulation S-B, the President of the Company has reviewed the audit reports of Braverman International, P.C.

Pursuant to Item 304(a)(1)(iv)(A) of Regulation S-B there were no disagreements, resolved or not, with Braverman International, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which have caused them to make reference to subject matter of the disagreements in connection with their reports during anytime of their engagement.

Pursuant to section 4.01, Changes in Registrants Certifying Accountant, the President, Frank Marasco, announced the Engagement as of February 19, 2008 of Nick Herb Accounting Services, P.C. at PCAOB Registered Firm, as the Company’s new Certifying Accountants.

There have been no changes in and/or disagreements with Nick Herb Accounting Services, P.C. on accounting and financial disclosure matters.

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

At end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer.  Due to the lack of any revenue generating activities, and the limited expenses incurred to maintain corporate existence and compliance, the nature of our business is simple. Our President is currently the only active person in the company who relies mainly on outside professionals retained to assist him in the required information gathering and reporting process, but there are no formally established internal controls for this process. Based on these circumstances, our President has concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. Having said this, our arrangements can only provide reasonable, but not absolute assurance as to the system requirements.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, concluding the end fiscal year, there were no changes in our procedures constituting internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Frank Marasco	52	President / Director

Maria Marasco	56	Secretary, Treasurer and Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2007, there were 7,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

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

 *Incorporated by Reference on Form 10SB12G filed February 7, 2001, and amended on March 13, 2001.

(b) Reports on Form 8-K
None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Company annual financial statement and review of financial statements included in Company 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,047 for fiscal year ended 2007 and $7,500 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

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

CABLE NET INC.
(Registrant)
Date: March 25, 2008	By:	/s/ Frank Marasco
Frank Marasco
Title : President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CABLE NET INC.
(Registrant)
Date: March 25, 2008	By:	/s/ Frank Marasco
Frank Marasco
Title : President and Director