Form 10-Q
period 2008-03-31
CABLE NET INC
filed 2008-05-13
CIK 1133267

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 000-52472

CABLE NET INC.

(Exact name of small business issuer as specified in its charter)

Nevada	86-1010155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Bankers Hall East 855 - 2nd Street S.W. Calgary, Alberta T2P 4K7

(Address of Principal Executive Offices) (Zip Code)

(403) 298-3100

(Issuer's telephone number)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2008 was 7,000,000.

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Index to Financial Statements
		Page

Part I	Financial Information

Item 1.	Financial Statements:

	Condensed Balance Sheets - March 31, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and cumulative from inception on December 31, 1998 through March 31, 2008	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and cumulative from inception on December 31, 1998 through March 31, 2008	5

	Statement of Stockholders' (deficit) for the period from December 31, 1998 to March 31, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Market Risk Disclosure	8

Item 4.	Controls and Procedures	8

Part II	Other Information	8

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	9

	Signatures	9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March31,	December 31,
	2008	2007
	(unaudited)
ASSETS

TOTAL CURRENT ASSETS - Prepaid expenses	$-	$603

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,170	$104
Accounts payable - related parties	60,125	53,224

Total Current Liabilities	61,295	53,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Paid in Capital	17,600	17,600
(Deficit) accumulated during the development stage	(85,895)	(77,326)

Total Stockholders' (Deficit)	(61,295)	(52,726)

	$(0)	$603

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from
			December 31,
			1998
	For the three months ended		(Inception)
	March 31,		to
	2008	2007	March 31, 2008

REVENUES	$-	$-	$-

EXPENSES
General and administrative	8,569	6,056	85,895

Total expenses	8,569	6,056	85,895

NET (LOSS)	$(8,569)	$(6,056)	$(85,895)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			December 31,
			1998
	For the three months ended		(Inception)
	March 31,		to
	2008	2007	March 31, 2008

OPERATING ACTIVITIES
Net (loss)	$(8,569)	$(6,056)	$(85,895)
Decrease in Prepaid Expenses	603		0
Increase in Accounts Payable	1,066	31	1,170

NET CASH (USED BY) OPERATING ACTIVITIES	(6,900)	(6,025)	(84,725)

FINANCING ACTIVITIES
Accounts payable - related parties	6,900	6,025	77,725
Proceeds from sale of common stock			7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,900	6,025	84,725

NET INCREASE IN CASH	(0)	-	0

CASH, BEGINNING OF PERIOD			-

CASH, END OF PERIOD	$(0)	$-	$0

SUPPLEMENTAL INFORMATION
Officer advances contributed to capital			$17,600

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000			7,000
Net (loss) for the year				(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	-	(3,735)	3,265
Net (loss) for the year				(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	-	(8,220)	(1,220)
Net (loss) for the year				(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	-	(12,405)	(5,405)
Net (loss) for the year				(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)
Net (loss) for the year				(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)
Paid in capital			17,600		17,600
Net (loss) for the year				(8,127)	(8,127)
Balances, December 31, 2004	7,000,000	7,000	17,600	(29,225)	(4,625)
Net (loss) for the year				(15,661)	(15,661)
Balances, December 31, 2005	7,000,000	7,000	17,600	(44,886)	(20,286)
Net (loss) for the year				(15,690)	(15,690)
Balances, December 31, 2006	7,000,000	7,000	17,600	(60,576)	(35,976)
Net (loss) for the year				(16,750)	(16,750)
Balances, December 31, 2007	7,000,000	7,000	17,600	(77,326)	(52,726)

(unaudited)
Net (loss) for the period				(8,569)	(8,569)
Balances, March 31, 2008 (unaudited)	7,000,000	$7,000	$17,600	$(85,895)	$(61,295)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 have been made.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2007.

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

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

Since we do not have a bank account, we were advanced funds for our overhead and operating expenses by an affiliated company owned by our President since 2004. During the quarters ended March 31, 2008 and 2007, the affiliate was credited with incurred accounting fees of $6,000 and various fees of $225, totaling $6,225, and accounting fees of $4,881 and various fees of $500, totaling $5,381, respectively. We also accrued payroll for our President for each of the periods ending March 31, 2008 and 2007, of $375, and office rent of $300, which we consider to be the fair value for such items. No accruals to our President have been paid since he took office in 2004.  As of March 31, 2008 we owed the affiliate $51,199, and our President $8,925.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

For the near term, we continue to seek merger and/or acquisition candidates.  We have had no operations since inception and are financially dependent on our shareholders, who have financed our existence to date.  Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.

ITEM 3. MARKET RISK DISCLOSURE

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32.1	Certificate of CEO as Requlred by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d(b)) and Section 1350 of Title 18 of the United States Code

(b) Reports on Form 8-K

Form 8-K filed with the U.S. Securities and Exchange Commission on March 25, 2008.
Form 8-K/A filed with the U.S. Securities and Exchange Commission on April 17, 2008.
Form 8-K/A filed with the U.S. Securities and Exchange Commission on May 6, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

CABLE NET INC. (Registrant)

By:/s/ Frank Marasco Frank Marasco Principal Executive Officer	Date: May 13, 2008

By:/s/ Maria Marasco Maria Marasco Principal Financial Officer	Date: May 13, 2008

By:/s/ Maria Marasco Maria Marasco Principal Accounting Officer	Date: May 13, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Frank Marasco Frank Marasco Director	Date: May 13, 2008