Form 10-Q
period 2008-06-30
CABLE NET INC
filed 2008-08-13
CIK 1133267

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2008 was 7,000,000.

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Index to Financial Statements
		Page

Part I	Financial Information

Item 1.	Financial Statements:

	Condensed Balance Sheets - June 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and cumulative from inception on December 31, 1998 through June 30, 2008	4

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and cumulative from inception on December 31, 1998 through June 30, 2008	5

	Statement of Stockholders' (deficit) for the period from December 31, 1998 to June 30, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Market Risk Disclosure	8

Item 4.	Controls and Procedures	8

Part II	Other Information	8

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	9

	Signatures	9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

TOTAL CURRENT ASSETS - Prepaid expenses	$-	$603

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$104
Accounts payable - related parties	77,212	53,224

Total Current Liabilities	77,212	53,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,000,000 issued and
outstanding	7,000	7,000
Paid in Capital	17,600	17,600
(Deficit) accumulated during the development stage	(101,812)	(77,326)

Total Stockholders' (Deficit)	(77,212)	(52,726)

	$-	$603

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					December 31,
					1998
	For the three months ended		For the six months ended		(Inception)
	June 30,		June 30,		to
	2008	2007	2008	2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	15,917	4,909	24,486	10,965	101,812

Total expenses	15,917	4,909	24,486	10,965	101,812

NET (LOSS)	$(15,917)	$(4,909)	$(24,486)	$(10,965)	$(101,812)

NET (LOSS) PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

* less than $(.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			December 31,
			1998
	For the six months ended		(Inception)
	June 30,		to
	2008	2007	June 30, 2008

OPERATING ACTIVITIES
Net (loss)	$(24,486)	$(10,965)	$(101,812)
Decrease in Prepaid Expenses	602		(1)
Decrease in Accounts Payable	(104)	(244)	-

NET CASH (USED BY) OPERATING ACTIVITIES	(23,988)	(11,209)	(101,813)

FINANCING ACTIVITIES
Accounts payable - related parties	23,988	11,209	94,813
Proceeds from sale of common stock			7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,988	11,209	101,813

NET INCREASE IN CASH	(0)	-	0

CASH, BEGINNING OF PERIOD			-

CASH, END OF PERIOD	$(0)	$-	$0

SUPPLEMENTAL INFORMATION
Officer advances contributed to capital			$17,600

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balances, at inception	-	$-	$-	$-	$-
Issuance of stock, January 12,1999
at $.001 per share	7,000,000	7,000			7,000
Net (loss) for the year				(3,735)	(3,735)
Balances, December 31, 1999	7,000,000	7,000	-	(3,735)	3,265
Net (loss) for the year				(4,485)	(4,485)
Balances, December 31, 2000	7,000,000	7,000	-	(8,220)	(1,220)
Net (loss) for the year				(4,185)	(4,185)
Balances, December 31, 2001	7,000,000	7,000	-	(12,405)	(5,405)
Net (loss) for the year				(4,335)	(4,335)
Balances, December 31, 2002	7,000,000	7,000	-	(16,740)	(9,740)
Net (loss) for the year				(4,358)	(4,358)
Balances, December 31, 2003	7,000,000	7,000	-	(21,098)	(14,098)
Paid in capital			17,600		17,600
Net (loss) for the year				(8,127)	(8,127)
Balances, December 31, 2004	7,000,000	7,000	17,600	(29,225)	(4,625)
Net (loss) for the year				(15,661)	(15,661)
Balances, December 31, 2005	7,000,000	7,000	17,600	(44,886)	(20,286)
Net (loss) for the year				(15,690)	(15,690)
Balances, December 31, 2006	7,000,000	7,000	17,600	(60,576)	(35,976)
Net (loss) for the year				(16,750)	(16,750)
Balances, December 31, 2007	7,000,000	7,000	17,600	(77,326)	(52,726)

(unaudited)
Net (loss) for the period				(24,486)	(24,486)
Balances, June 30, 2008 (unaudited)	7,000,000	$7,000	$17,600	$(101,812)	$(77,212)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CABLE NET, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 have been made.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

Since we do not have a bank account, we were advanced funds for our overhead and operating expenses by an affiliated company owned by our President since 2004. During the quarters ended June 30, 2008 and 2007, the affiliate was credited with incurred accounting fees of $2,869, legal fees of $11,037 and various fees of $2,507, totaling $16,413, and accounting fees of $2,569 and various fees of $1,940, totaling $4,509, respectively. We also accrued payroll for our President for each of the periods ending June 30, 2008 and 2007, of $375, and office rent of $300, which we consider to be the fair value for such items. No accruals to our President have been paid since he took office in 2004.  As of June 30, 2008 we owed the affiliate $67,612, and our President $9,600.

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

CABLE NET INC. (Registrant)

By:/s/ Frank Marasco Frank Marasco Principal Executive Officer	Date: August 12, 2008

By:/s/ Maria Marasco Maria Marasco Principal Financial Officer	Date: August 12, 2008

By:/s/ Maria Marasco Maria Marasco Principal Accounting Officer	Date: August 12, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Frank Marasco Frank Marasco Director	Date: August 12, 2008