Form 10KSB/A
period 2007-12-31
CABLE NET INC
filed 2008-09-18
CIK 1133267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
Amendment No. 1

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

EXPLANATORY NOTE

Cable Net, Inc. is filing an amended Form 10-KSB for Fiscal Year ended December 31, 2007, because it's original report failed to disclose management's assessment and conclusion in respect of Internal Controls over Financial Reporting.

PART II

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

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15(e). This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Due to the lack of any revenue generating activities, and the limited expenses incurred to maintain corporate existence and compliance, the nature of our business is simple. Our President is currently the only active person in the Company who relies mainly on outside professionals retained to assist him in the required information gathering and reporting process. Notwithstanding the foregoing, our President has concluded that our disclosure controls and procedures are not effective because we failed to disclose in our original Form 10-KSB management's assessment and conclusion in respect of Internal Controls over Financial Reporting.

Managements Assessment and Conclusion in Respect of Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.

Due to the lack of any revenue generating activities, and the limited expenses incurred to maintain corporate existence and compliance, the nature of the Company's business is simple. Our President is currently the only active person in the Company. All expenses of the Company are funded by another corporation of which the President of the Company is the president and principal executive officer. No expenses of the Company can be incurred or funded without the approval of the President of the Company. At the end of the period covered by this report, we carried out an assessment of the effectiveness of our internal controls over financial reporting. This assessment was done under the supervision and with the participation of our President.

Based on management's assessment of the effectiveness of the Company's internal control over financial reporting as of the end of the Company's most recent fiscal year, management has concluded that the Company's internal control over financial reporting is effective and will prevent or detect on a timely basis any reasonable possibility of a material misstatement of the Company's annual or interim financial statements.

Management's evaluation and assessment of the Company's internal control over financial reporting was conducted in accordance with Release Nos. 38-8810 - Commission Guidance Regarding Management's Report on Internal Control Over Financial Reporting under Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, concluding the end of the fiscal year, there were no changes in our procedures constituting internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our financial reporting.

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

CABLE NET INC.
(Registrant)
Date: September 17, 2008	By:	/s/ Frank Marasco
Frank Marasco
Title : President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CABLE NET INC.
(Registrant)
Date: September 17, 2008	By:	/s/ Frank Marasco
Frank Marasco
Title : President and Director